Form 10-K/A
period 2002-10-01
GE CAPITAL COMMERCIAL MORT CORP COM MRT PS THR CRT SE 2001-3
filed 2002-10-17
CIK 1162071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Not Applicable

This Amendment No. 1 on Form 10-K/A amends the FORM 10K to include the Form of Certification required pursuant to Exchange Act Rule 15d-14.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Exhibits

(99.1)Annual Independent Accountant's Servicing Report for the year ended December 31, 2001.

a)GEMSA Loan Services, L.P. as Servicer

b)GE Capital Loan Services, Inc. as Servicer

c)Lennar Partners, Inc. as Special Servicer

(99.2)Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2001.

a)GEMSA Loan Services, L.P. as Servicer

b)GE Capital Loan Services, Inc., as Servicer

c)Lennar Partners, Inc. as Special Servicer

(99.3)Annual Statement of Compliance for the year ended December 31, 2001.

a)GEMSA Loan Services, L.P. as Servicer

b)Lennar Partners, Inc. as Special Servicer

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

Servicing Agreement on behalf of

GE Capital Commercial Mortgage Corporation

Commercial Mortgage Pass-Through Certificates Series 2001-3

By: /s/ Russell Goldenberg

-----------------------------------

Russell Goldenberg

Group Senior Vice President

Date: October 3, 2002

Form of Certification

I, Russell Goldenberg, certify that

I have reviewed this annual report on form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of period included in the year covered by this annual report, of GE Capital Commercial Mortgage Corporation.;

Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, not misleading as of the last day of the period covered by this annual report;

Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports;

By: /s/ Russell Goldenberg

-----------------------------------

Russell Goldenberg

Group Senior Vice President

Date: October 3, 2002